Form 10-K
period 2023-12-31
BANK 2017-BNK6
filed 2024-03-21
CIK 1710261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Starwood Capital Hotel Portfolio Mortgage Loan, the primary servicer and special servicer of the Gateway Net Lease Portfolio Mortgage Loan and the special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the general special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the Westchester One Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

K-Star Asset Management LLC is the special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Starwood Capital Hotel Portfolio Mortgage from May 5, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Westchester One Mortgage Loan, the General Motors Building Mortgage Loan and the Amazon Lakeland Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Amazon Lakeland Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Starwood Capital Hotel Portfolio Mortgage Loan and the General Motors Building Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Del Amo Fashion Center Mortgage Loan and special servicer of the Amazon Lakeland Mortgage Loan, Situs Holdings, LLC, successor to Cohen Financial, a Division of Truist Bank, successor by merger to SunTrust Bank as special servicer of the Del Amo Fashion Center Mortgage Loan, K-Star Asset Management LLC as special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023 and Green Loan Services LLC as special servicer of the General Motors Building Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.3         LNR Partners, LLC, as General Special Servicer

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

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan (see Exhibit 33.1)

33.13       LNR Partners, LLC, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the 2851 Junction Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the 2851 Junction Mortgage Loan (see Exhibit 33.7)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the 2851 Junction Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 2851 Junction Mortgage Loan (see Exhibit 33.9)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.1)

33.20       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.7)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.8)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.9)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.28       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.7)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.8)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.32)

33.34       Wells Fargo Bank, National Association, as Trustee of the Gateway Net Lease Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 33.7)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 33.32)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023 (see Exhibit 33.32)

33.40       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 33.36)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Westchester One Mortgage Loan (see Exhibit 33.1)

33.46       LNR Partners, LLC, as Special Servicer of the Westchester One Mortgage Loan (see Exhibit 33.3)

33.47       Wilmington Trust, National Association, as Trustee of the Westchester One Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Westchester One Mortgage Loan (see Exhibit 33.7)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Westchester One Mortgage Loan (see Exhibit 33.8)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westchester One Mortgage Loan (see Exhibit 33.9)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.1)

33.53       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan

33.54       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.7)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.9)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

33.60       Wilmington Trust, National Association, as Trustee of the Amazon Lakeland Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Amazon Lakeland Mortgage Loan (see Exhibit 33.7)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the Amazon Lakeland Mortgage Loan (see Exhibit 33.8)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Amazon Lakeland Mortgage Loan (see Exhibit 33.9)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         LNR Partners, LLC, as General Special Servicer

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

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan (see Exhibit 34.1)

34.13       LNR Partners, LLC, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the 2851 Junction Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the 2851 Junction Mortgage Loan (see Exhibit 34.7)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the 2851 Junction Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 2851 Junction Mortgage Loan (see Exhibit 34.9)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.1)

34.20       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the Sheraton Hotel Greensboro Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.7)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.8)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.9)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.28       Wilmington Trust, National Association, as Trustee of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.7)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.8)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.32)

34.34       Wells Fargo Bank, National Association, as Trustee of the Gateway Net Lease Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 34.7)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Gateway Net Lease Portfolio Mortgage Loan

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 34.32)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023 (see Exhibit 34.32)

34.40       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 34.36)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Westchester One Mortgage Loan (see Exhibit 34.1)

34.46       LNR Partners, LLC, as Special Servicer of the Westchester One Mortgage Loan (see Exhibit 34.3)

34.47       Wilmington Trust, National Association, as Trustee of the Westchester One Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Westchester One Mortgage Loan (see Exhibit 34.7)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Westchester One Mortgage Loan (see Exhibit 34.8)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westchester One Mortgage Loan (see Exhibit 34.9)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.1)

34.53       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan

34.54       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.7)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.9)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

34.60       Wilmington Trust, National Association, as Trustee of the Amazon Lakeland Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Amazon Lakeland Mortgage Loan (see Exhibit 34.7)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the Amazon Lakeland Mortgage Loan (see Exhibit 34.8)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Amazon Lakeland Mortgage Loan (see Exhibit 34.9)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         LNR Partners, LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 35.3)

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

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Gateway Net Lease Portfolio Mortgage Loan

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Gateway Net Lease Portfolio Mortgage Loan (see Exhibit 35.13)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 35.13)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan prior to May 5, 2023 (see Exhibit 35.13)

35.17       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Westchester One Mortgage Loan (see Exhibit 35.1)

35.19       LNR Partners, LLC, as Special Servicer of the Westchester One Mortgage Loan (see Exhibit 35.3)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 35.1)

35.21       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 21, 2024