Form 10-K/A
period 2023-12-31
BANK 2017-BNK6
filed 2024-04-08
CIK 1710261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 21, 2024 is to file an updated attestation report on assessment of compliance with servicing criteria for Green Loan Services LLC to correct a typographic error identifying the appendix that lists the transactions covered by the attestation report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

Item 15. Exhibit and Financial Statement Schedules

31            Rule 13a-14(d)/15d-14(d) Certifications.

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

Date: April 8, 2024