Form 10-K
period 2025-12-31
BANK 2017-BNK6
filed 2026-03-17
CIK 1710261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Starwood Capital Hotel Portfolio Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date.  The Starwood Capital Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Starwood Capital Hotel Portfolio Mortgage Loan and seventeen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the DBJPM 2017-C6 Mortgage Trust transaction, Commission File Number 333-206705-09 (the “DBJPM 2017-C6 Transaction”). This loan combination, including the Starwood Capital Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  The Gateway Net Lease Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the General Motors Building Mortgage Loan, the Westchester One Mortgage Loan and the Amazon Lakeland Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the General Motors Building Mortgage Loan, the Westchester One Mortgage Loan and the Amazon Lakeland Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the General Motors Building Mortgage Loan, the Starwood Capital Hotel Portfolio Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Westchester One Mortgage Loan and the Amazon Lakeland Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the general special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the Westchester One Mortgage Loan and the Del Amo Fashion Center Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Starwood Capital Hotel Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Starwood Capital Hotel Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Westchester One Mortgage Loan, the General Motors Building Mortgage Loan and the Amazon Lakeland Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Del Amo Fashion Center Mortgage Loan, the Westchester One Mortgage Loan, the Starwood Capital Hotel Portfolio Mortgage Loan, the General Motors Building Mortgage Loan and the Amazon Lakeland Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Amazon Lakeland Mortgage Loan, the Del Amo Fashion Center Mortgage Loan, the Starwood Capital Hotel Portfolio Mortgage Loan and the General Motors Building Mortgage Loan, the servicer compliance statements of KeyBank National Association as primary servicer of the Del Amo Fashion Center Mortgage Loan and special servicer of the Amazon Lakeland Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Starwood Capital Hotel Portfolio Mortgage Loan, K-Star Asset Management LLC as special servicer of the Starwood Capital Hotel Portfolio Mortgage Loan and Green Loan Services LLC as special servicer of the General Motors Building Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Starwood Capital Hotel Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the DBJPM 2017-C6 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBJPM 2017-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.8           Co-Lender Agreement, dated as of May 12, 2017, by and among Bank of America, N.A., as the Initial Note 1 Holder, Barclays Bank PLC, as the Initial Note 2 Holder, Société Générale, as the Initial Note 3 Holder, and Wells Fargo Bank, National Association, as the Initial Note 4 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on July 27, 2017 under Commission File No. 333-206847-06 and incorporated by reference herein).

4.9          Co-Lender Agreement, dated as of June 29, 2017, by and among JPMorgan Chase Bank, National Association, as the Initial JPM Note Holder, Bank of America, N.A., as the Initial BANA Note Holder, Barclays Bank PLC, as the Initial Barclays Note Holder, Deutsche Bank AG, New York Branch, as the Initial DBNY Note Holder, and Starwood Mortgage Funding II LLC, as the Starwood Note Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on July 27, 2017 under Commission File No. 333-206847-06 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of June 8, 2017, by and between Morgan Stanley Bank, N.A., as the Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as the Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on July 27, 2017 under Commission File No. 333-206847-06 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of July 13, 2017, by and between Wells Fargo Bank, National Association, as the Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as the Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on July 27, 2017 under Commission File No. 333-206847-06 and incorporated by reference herein).

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

4.13         Agreement Between Note Holders, dated as of May 31, 2017, by and between Wells Fargo Bank, National Association, as the Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as the Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on July 27, 2017 under Commission File No. 333-206847-06 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

33.3         National Cooperative Bank, N.A., as NCB Master Servicer

33.4         LNR Partners, LLC, as General Special Servicer

33.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.3)

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

33.9         Park Bridge Lender Services LLC, as Operating Advisor

33.10       CoreLogic Solutions, LLC, as Servicing Function Participant

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.13       Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.14       Trimont LLC, as Primary Servicer of the 2851 Junction Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.15       LNR Partners, LLC, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 33.4)

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

33.17       Wells Fargo Bank, National Association, as Custodian of the 2851 Junction Mortgage Loan (see Exhibit 33.8)

33.18       Park Bridge Lender Services LLC, as Operating Advisor of the 2851 Junction Mortgage Loan (see Exhibit 33.9)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the 2851 Junction Mortgage Loan (see Exhibit 33.10)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.22       Trimont LLC, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.23       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.4)

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

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.9)

33.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 33.10)

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.29       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

33.30       LNR Partners, LLC, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.4)

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

33.32       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.8)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (see Exhibit 33.9)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan

33.36       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan

33.37       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Hotel Portfolio Mortgage Loan

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Westchester One Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.42       Trimont LLC, as Primary Servicer of the Westchester One Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.43       LNR Partners, LLC, as Special Servicer of the Westchester One Mortgage Loan (see Exhibit 33.4)

33.44       Wilmington Trust, National Association, as Trustee of the Westchester One Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Westchester One Mortgage Loan (see Exhibit 33.8)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Westchester One Mortgage Loan (see Exhibit 33.9)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westchester One Mortgage Loan (see Exhibit 33.10)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.50       Trimont LLC, as Primary Servicer of the General Motors Building Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.51       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan

33.52       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.8)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.10)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the Amazon Lakeland Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.57       Trimont LLC, as Primary Servicer of the Amazon Lakeland Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.58       KeyBank National Association, as Special Servicer of the Amazon Lakeland Mortgage Loan (see Exhibit 33.29)

33.59       Wilmington Trust, National Association, as Trustee of the Amazon Lakeland Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Amazon Lakeland Mortgage Loan (see Exhibit 33.8)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the Amazon Lakeland Mortgage Loan (see Exhibit 33.9)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Amazon Lakeland Mortgage Loan (see Exhibit 33.10)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.12)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

34.3         National Cooperative Bank, N.A., as NCB Master Servicer

34.4         LNR Partners, LLC, as General Special Servicer

34.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.3)

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

34.9         Park Bridge Lender Services LLC, as Operating Advisor

34.10       CoreLogic Solutions, LLC, as Servicing Function Participant

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.12       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.13       Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.14       Trimont LLC, as Primary Servicer of the 2851 Junction Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.15       LNR Partners, LLC, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 34.4)

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

34.17       Wells Fargo Bank, National Association, as Custodian of the 2851 Junction Mortgage Loan (see Exhibit 34.8)

34.18       Park Bridge Lender Services LLC, as Operating Advisor of the 2851 Junction Mortgage Loan (see Exhibit 34.9)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the 2851 Junction Mortgage Loan (see Exhibit 34.10)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.22       Trimont LLC, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.23       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.4)

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

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.9)

34.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 34.10)

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.29       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan

34.30       LNR Partners, LLC, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.4)

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

34.32       Wells Fargo Bank, National Association, as Custodian of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.8)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the Del Amo Fashion Center Mortgage Loan (see Exhibit 34.9)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan

34.36       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan

34.37       Wells Fargo Bank, National Association, as Trustee of the Starwood Capital Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Hotel Portfolio Mortgage Loan

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Westchester One Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.42       Trimont LLC, as Primary Servicer of the Westchester One Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.43       LNR Partners, LLC, as Special Servicer of the Westchester One Mortgage Loan (see Exhibit 34.4)

34.44       Wilmington Trust, National Association, as Trustee of the Westchester One Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Westchester One Mortgage Loan (see Exhibit 34.8)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Westchester One Mortgage Loan (see Exhibit 34.9)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westchester One Mortgage Loan (see Exhibit 34.10)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.50       Trimont LLC, as Primary Servicer of the General Motors Building Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.51       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan

34.52       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.8)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.10)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the Amazon Lakeland Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.57       Trimont LLC, as Primary Servicer of the Amazon Lakeland Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.58       KeyBank National Association, as Special Servicer of the Amazon Lakeland Mortgage Loan (see Exhibit 34.29)

34.59       Wilmington Trust, National Association, as Trustee of the Amazon Lakeland Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Amazon Lakeland Mortgage Loan (see Exhibit 34.8)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the Amazon Lakeland Mortgage Loan (see Exhibit 34.9)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Amazon Lakeland Mortgage Loan (see Exhibit 34.10)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.12)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

35.3         National Cooperative Bank, N.A., as NCB Master Servicer

35.4         LNR Partners, LLC, as General Special Servicer

35.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.3)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator

35.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 2851 Junction Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9         Trimont LLC, as Primary Servicer of the 2851 Junction Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10        LNR Partners, LLC, as Special Servicer of the 2851 Junction Mortgage Loan (see Exhibit 35.4)

35.11        Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12       Trimont LLC, as Primary Servicer of the Sheraton Hotel Greensboro Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13       LNR Partners, LLC, as Special Servicer of the Sheraton Hotel Greensboro Mortgage Loan (see Exhibit 35.4)

35.14       KeyBank National Association, as Primary Servicer of the Del Amo Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       LNR Partners, LLC, as Special Servicer of the Del Amo Fashion Center Mortgage Loan (see Exhibit 35.4)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       K-Star Asset Management LLC, as Special Servicer of the Starwood Capital Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Westchester One Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.19       Trimont LLC, as Primary Servicer of the Westchester One Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.20       LNR Partners, LLC, as Special Servicer of the Westchester One Mortgage Loan (see Exhibit 35.4)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the General Motors Building Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Amazon Lakeland Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.25       Trimont LLC, as Primary Servicer of the Amazon Lakeland Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.26       KeyBank National Association, as Special Servicer of the Amazon Lakeland Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2026